Form 10QSB
period 2002-06-30
NOVAHEADINC
filed 2003-04-24
CIK 1177673

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ____________________


                                   FORM 10-QSB

                              ____________________

         (Mark  One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2002

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT

          For the transition period from April 1, 2002 to June 30, 2002

                              ____________________

                         Commission File Number 0-49959
                              ____________________

                                  NOVAHEADinc.
                   (Formerly known as Butterfield-Blair, Inc.)
        (Exact name of small business issuer as specified in its charter)

          Colorado                                         84-1591403
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                           2001 E. Campbell, Suite 105
                             Phoenix, Arizona  85016
                    (Address of principal executive offices)

                                 (602) 368.4900
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X          No
    ---------         ---------

     The number of shares outstanding of each of the issuer's classes of common equity was 7,929,400 shares of common stock, par value $.001, as of June 30, 2002.

           Transitional Small Business Disclosure Format (check one):

Yes               No     X
    ---------       ---------

================================================================================

                                  NOVAHEADinc.
                          INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            PAGE

Item  1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . 2
          Balance  Sheets
               June 30, 2002 (Unaudited) and December 31, 2001. . . . . . . . 2
          Statements  of  Operations
               For the Three and Six Months Ended June 30, 2002 (Unaudited) and
               2001 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . 3
          Statements of Cash Flows
               For the Six Months Ended June 30, 2002 (Unaudited) and 2001
               (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . 4
          Statement of Stockholders' Equity
               For the Six Months Ended June 30, 2002 (Unaudited) . . . . . . 6
          Notes to the Financial Statements . . . . . . . . . . . . . . . . . 7

Item  2.Management's  Discussion  and  Analysis  of Financial Condition and
        Results  of  Operations . . . . . . . . . . . . . . . . . . . . . . . 9

                                    PART II
                                OTHER INFORMATION

Item  1. Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 10

Item  2. Changes  in  Securities. . . . . . . . . . . . . . . . . . . . . . 10

Item  3. Default  Upon  Senior  Securities. . . . . . . . . . . . . . . . . 11

Item  4. Submission  of  Matters  to  a Vote of Security Holders. . . . . . 11

Item  5. Other  Information . . . . . . . . . . . . . . . . . . . . . . . . 11

Item  6. Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . 11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                                  NOVAHEADinc.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                               June 30,     December 31,
                                                                 2002           2001
                                                             ------------  --------------
                             ASSETS                           (Unaudited)
Current Assets:
  Cash and cash equivalents                                  $    73,276   $         106
  Stock subscription receivable                                        -          1 ,000
  Prepaid expenses                                                 1,786               -
                                                             ------------  --------------
      Total Current Assets                                        75,062           1,106
                                                             ------------  --------------

Equipment, at cost:
  Computer equipment                                              45,263           2,490
  Office equipment                                                14,775             225
  Furniture and fixtures                                          21,538               -
  Leasehold improvements                                           2,166               -
                                                             ------------  --------------
                                                                  83,742           2,715
Less: accumulated depreciation                                    (2,049)           (136)
                                                             ------------  --------------
                                                                  81,693           2,579
                                                             ------------  --------------
Other Assets:
  Deposits                                                         7,800               -
  Other                                                           10,000               -
                                                             ------------  --------------
                                                                  17,800               -
                                                             ------------  --------------

                                                             $   174,555   $       3.685
                                                             ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Short term loans                                           $     4,000   $      12,000
  Capital lease payable                                            5,489               -
  Accounts payable                                                 4,921          12,486
  Accrued expenses                                                13,450           6,480
                                                             ------------  --------------
      Total Current Liabilities                                   27,860          30,966
                                                             ------------  --------------

Stockholders' Equity:
  Common Stock; $.001 par value, 50,000,000 shares
    authorized; issued 9,929,400 and 9,308,000, respectively;
    outstanding 7,929,400 and 9,308,000, respectively              9,929           9,308
  Additional paid-in capital                                     395,521          85,442
  Common stock subscribed                                         12,500               -
  Accumulated deficit incurred during
    the development stage                                       (271,255)       (122,031)
Treasury stock, 2,000,000 shares at cost                               -               -
                                                             ------------  --------------
      Total Stockholder's Equity                                 146,695         (27,281)
                                                             ------------  --------------

                                                             $   174,555   $       3,685
                                                             ============  ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                  NOVAHEADinc.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF OPERATIONS

                                  Cumulative
                                    During         Three  Months  Ended          Six  Months  Ended
                                  Development             June  30,                   June  30,
                                                 --------------------------  --------------------------
                                     Stage           2002          2001          2002          2001
                                ---------------  ------------  ------------  ------------  ------------
                                  (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Revenues                        $            -   $         -   $         -   $         -   $         -
                                ---------------  ------------  ------------  ------------  ------------


Expenses:

    General and administrative         268,847        97,180             -       146,952         5,000
    Interest                               359            97             -           359             -
    Depreciation                         2,049         1,777             -         1,913             -
                                ---------------  ------------  ------------  ------------  ------------
                                       271,255        99,054             -       149,224         5,000
                                ---------------  ------------  ------------  ------------  ------------
Net Loss                        $     (271,255)  $   (99,054)  $         -   $  (149,224)  $    (5,000)
                                ===============  ============  ============  ============  ============


Net Loss Per Common Share       $        (0.09)  $     (0.01)  $      (0.0)  $     (0.02)  $     (0.00)
                                ===============  ============  ============  ============  ============


Basic Weighted Average of
Common Shares Outstanding            2,863,800     7,885,426     1,236,000     7,883,474     1,235,635
                                ===============  ============  ============  ============  ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  NOVAHEADinc.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
            FOR THE PERIOD FROM THE DATE OF INCEPTION, JUNE 29, 1999
                        THROUGH JUNE 30, 2002 (UNAUDITED)



                                                  Cumulative
                                                    During        Six Months Ended June 30,
                                                  Development   ------------------------------
                                                     Stage          2002            2001
                                                 -------------  ------------  ----------------
                                                  (Unaudited)   (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
   Net loss                                      $   (271,255)  $  (149,224)  $        (5,000)

Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation                                         2,049         1,913                 -
   Non-cash transactions                               86,850        15,500             5,000

   Changes in operating assets and liabilities:
        Prepaid expenses                               (1,786)       (1,786)                -
        Deposits                                       (7,800)       (7,800)                -
        Other assets                                  (10,000)      (10,000)                -
        Accounts payable                                4,921        (7,565)                -
        Accrued expenses                               13,450         6,970                 -
                                                 -------------  ------------  ----------------
         Net Cash Used by
         Operating Activities                        (183,571)     (151,992)                -
                                                 -------------  ------------  ----------------
Cash Flows from Investing Activities:
   Capital expenditures                               (71,742)      (69,027)                -
                                                 -------------  ------------  ----------------
         Net Cash Used by
         Investing Activities                         (71,742)      (69,027)                -
                                                 -------------  ------------  ----------------

Cash Flows From Financing Activities:
   Proceeds from short term loans                      19,000         7,000                 -
   Proceeds from sale of common stock                 306,600       284,200                 -
   Proceeds from subscription of common
     stock and subscription receivable                 12,500        12,500                 -
   Proceeds from capital lease                          5,489         5,489                 -
   Payments on short term loans                       (15,000)      (15,000)                -
                                                 -------------  ------------  ----------------
         Net cash Provided By
         Financing Activities                         328,589       294,189                 -
                                                 -------------  ------------  ----------------

Net Increase In Cash                                   73,276        73,170                 -

Cash - Beginning of Period                                  -           106                 -
                                                 -------------  ------------  ----------------
Cash - End of Period                             $     73,276   $    73,276   $             -
                                                 =============  ============  ================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                           NOVAHEADinc.
                                   (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF CASH FLOWS (CONTINUED)
                      FOR THE PERIOD FROM THE DATE OF INCEPTION, JUNE 29,1999
                                 THROUGH JUNE 30, 2002 (UNAUDITED)



                                                 Cumulative
                                                   During         Six Months Ended June 30,
                                                 Development   -------------------------------
                                                    Stage           2002            2001
                                                -------------  --------------  ---------------
                                                 (Unaudited)    (Unaudited)      (Unaudited)
Supplemental Information:
-------------------------
   Interest                                     $         359  $          359  $             -
                                                =============  ==============  ===============
   Income Taxes                                 $           -  $            -  $             -
                                                =============  ==============  ===============

Non-cash Investing and Financing Transactions:
   Common stock issued in exchange for
   professional fees                            $      83,850  $       12,500  $         5,000
                                                =============  ==============  ===============

   Common stock issued for commissions          $       3,000  $        3,000  $             -
                                                =============  ==============  ===============

Common stock issued for acquisition of assets   $      12,000  $       12,000  $             -
                                                =============  ==============  ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                  NOVAHEADinc.
                                         (A Development Stage Company)

                                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE PERIOD FROM THE NINE MONTH PERIOD
                                        ENDING JUNE 30, 2002 (UNAUDITED)



                                             Common Stock       Common    Additional
                                       ----------------------    Stock      Paid-in    Accumulated
                                         Shares      Amount    Subscribed   Capital      Deficit       Total
                                       -----------  ---------  -----------  --------  -------------  ----------

Balance December 31, 2001               9,308,000   $   9,308  $         -  $ 85,442  $   (122,031)  $( 27,281)

Sale of common stock                      566,400         566            -   282,634             -     283,200

Common stock subscribed,
25,000 shares                                   -           -       12,500         -             -      12,500

Common stock issued for
commission expense                          6,000           6            -     2,994             -       3,000

Common stock issued for computers
and office furniture                       24,000          24            -    11,976             -      12,000

Common stock issued for professional
services                                   25,000          25            -    12,475             -      12,500

Common stock returned                  (2,000,000)          -            -         -             -           -

Net loss for the period ended
June 30, 2002 (Unaudited)                       -           -            -         -      (149,224)   (149,224)
                                       -----------  ---------  -----------  --------  -------------  ----------

Balance June 30, 2002 (Unaudited)       7,929,400   $   9,929  $    12,500  $395,521  $   (271,255)  $ 146,695
                                       ===========  =========  ===========  ========  =============  ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  NOVAHEADinc.
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE SIX MONTH PERIOD ENDING JUNE,30, 2002
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements of NOVAHEADinc. have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission, and are unaudited. These statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2001 included in the Company's Form 10-SB filed on August 8, 2002.

The Company's Financial Statements are presented as a development stage company in accordance with GAAP. The Financial Statements have been prepared assuming the Company will continue as a going concern.

NOTE 2 - PERVASIVENESS OF ESTIMATES

The preparation of the financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - BASIC LOSS PER COMMON SHARE

Basic loss per common share is computed based upon weighted average shares outstanding, including stock subscribed, and excludes any potential dilution from stock options, warrants and other common stock equivalents. Basic loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects potential dilution from exercise or conversion of securities into common stock or from other contracts to issue common stock. Diluted net loss per common share is not provided for all periods presented, as the effect of including these shares is anti-dilutive.


NOTE 4 - WARRANTS

The fair value of each warrant grant is estimated on the grant date by using the Black-Sholes Option Pricing Method with the following weighted average assumptions:

                                  June 30, 2002   September 30, 2002
                                  --------------  -------------------
         Expected volatility                  0%                   0%
         Risk free interest rate              5%                   5%
         Expected dividends                   -                    -
         Expected life                  2 years              2 years

A  summary  of  total stock warrants outstanding at June 30, 2002 is as follows:

                                                                      Weighted
                                                        Number of      Average
                                                        Warrants   Exercise Price
                                                        ---------  ---------------

         Outstanding at December 31, 2000                       -                -
         Granted                                        2,250,000  $          0.50
         Forfeited                                              -                -
                                                        ---------  ---------------
         Outstanding at December 31, 2001               2,250,000             0.50

         Granted                                        2,025,000             0.50
         Forfeited                                              -                -
                                                        ---------  ---------------
         Outstanding at September 30, 2002 (Unaudited)  4,275.000  $          0.52
                                                        =========  ===============

                  Warrants Outstanding          Warrants Exercisable
         ------------------------------------  ----------------------
                                Weighted
                                Average
                     Exercise   Remaining
         Price per    Number    Contractual      Number     Exercise
           Share     of Shares  Life in Years  Exercisable    Price
         ----------  ---------  -------------  -----------  ---------

         $     0.50  4,250,000  No expiration    1,000,000  $    0.50
         $     0.50     25,000        5


Management  expects  all  warrants to be exercised within two years of issuance.


NOTE 5 - GOING CONCERN

The accompanying financial statements financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at June 30, 2002 and December 31, 2001, in the amounts of $271,255 (Unaudited) and $122,031, respectively. The Company has no source of sales revenue to date.

The Company must raise additional capital in a timely manner to fund its operations and continue the implementation of its business plan and marketing strategy of its software technologies for wireless enabled devices, and create a revenue stream to sustain an operating enterprise. Any inability to obtain the necessary financing on a timely basis may have a material adverse effect on the Company and its ability to timely and effectively deploy its marketing program.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 - SUBSEQUENT EVENT

PRIVATE OFFERING

The Company continues to raise additional capital to continue the deployment of its business plan and marketing strategy. The Company has raised capital amounting to $165,000 during the period July 1, 2002 through January 17, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

The Company has not generated revenues since its inception and has been in the development stage since its formation. The Company has targeted three specific markets: the military, companies with a sales force in the field, and retail companies with large consumer membership bases. The Company is concentrating the deployment of its business plan and marketing strategy in the military market.

General and administrative costs were $146,952 for the six months ended June 30, 2002 compared to $5,000 for the nine months ended June 30, 2001. The increase of $141,952 was due to the Company actively deploying its business plan during the six months ended June 30, 2002 as compared to the corresponding prior year period when the Company was an inactive Company.


THREE  MONTHS  ENDED  JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The Company has not generated revenues since its inception and has been in the development stage since its formation. The Company has targeted three specific markets: the military, companies with a sales force in the field, and retail companies with large consumer membership bases. The Company is concentrating the deployment of its business plan and marketing strategy in the military market.

General and administrative costs were $97,180 for the three months ended June 30, 2002 compared to $-0- for the three months ended June 30, 2001. The increase of $97,180 was due to the Company actively deploying its business plan during the three months ended June 30, 2002 as compared to the corresponding prior year period when the Company was an inactive Company.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002 we had cash and cash equivalents of $73,276 as compared to $106 at December 31, 2001. Cash utilized in operations was $151,992 for the six months ending September 30, 2002, as compared to $-0- for the comparative prior year period. The increase of $151,992 of cash utilized in operations was primarily attributable to an increase in our net loss.

FACTORS AFFECTING FUTURE PERFORMANCE

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the sale harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes", "expects", "anticipates", "intends", "forecasts", "projects", "plans", "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB. Additional factors are also discussed in our most recent Form 10-SB, as amended, including those in the Notes to the Financial Statements and in the "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "PRODUCTS" sections of which are incorporated herein by reference.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements are based.



                                    PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There  are  no  pending  lawsuits  against  NOVAHEADinc.


ITEM 2. CHANGES IN SECURITIES

On January 22, 2002, Mr. Brian Anderson resigned as Secretary and as a Director of the Company for personal reasons and returned to the Company 2,000,000 shares of common stock he was issued under the Asset Purchase Agreement with novahead, inc. These shares remain in the Company treasury for issuance at a later date.

During the period ended June 30, 2002, we sold 566,400 shares of restricted common stock at $0.50 a share. All sales of stock were private sales to qualified accredited investors.

On January 31, 2002, the Company issued 2,000 restricted shares of common stock for $1,000 for commissions owed for equity raising.

On April 16, 22 and 28, 2002, the Company issued a total of 4,000 restricted shares of common stock for $2,000 for commissions owed for equity raising.

On April 16, 2002, the Company issued 24,000 restricted shares of common stock for computer equipment and office furniture amounting to $3,000 and $9,000, respectively.

On May 25, 2002, the Company issued 25,000 restricted shares of common stock for $12,500 for professional services.


ITEM 3. DEFAULT UPON SENIOR SECURIITIIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        None

(b)     Reports  on  Form  8-K
        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NOVAHEADINC.
                                               (Registrant)


Date:  April 23, 2003                    By  /S/  Thomas J. Sweeney
                                           -------------------------------------
                                                     Thomas J. Sweeney
                                            Chief Executive Officer and Director


Date:  April 23, 2003                    By  /S/  Stephen J. Antol
                                           -------------------------------------
                                                     Stephen J. Antol
                                                  Chief Financial Officer

CERTIFICATIONS

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NOVAHEADinc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and exchange Commission on the date hereof (the "Report"), I, Thomas J. Sweeney, state and attest that am the Chief Executive Officer of the Company and certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented therein.


Date:  April 23, 2003                    By  /S/  Thomas J. Sweeney
                                           -------------------------------------
                                                    Thomas J. Sweeney
                                           Chief Executive Officer and Director





                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NOVAHEADinc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and exchange Commission on the date hereof (the "Report"), I, Stephen J. Antol, state and attest that am the Chief Financial Officer of the Company and certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     (2) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented therein.


Date:  April 23, 2003                    By  /S/  Stephen J. Antol
                                           -------------------------------------
                                                    Stephen J. Antol
                                                 Chief Financial Officer