Form 10QSB
period 2002-09-30
NOVAHEADINC
filed 2003-04-24
CIK 1177673

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-QSB

                             ----------------------

(Mark One)
          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2002

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT

          For the transition period from July 1, 2002 to September 30, 2003
                                         ------------    ------------------

                             ----------------------

                         Commission File Number 0-49959

                             ----------------------

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

Yes     X          No
    ----------        ----------

     The number of shares outstanding of each of the issuer's classes of common equity was 7,962,900 shares of common stock, par value $.001, as of September 30, 2002.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No     X
    ----------        ----------


================================================================================

                                               NOVAHEADinc.
                                        INDEX TO FORM 10-QSB FILING
                                 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                             TABLE OF CONTENTS

                                                  PART I
                                           FINANCIAL INFORMATION
                                                                                                      PAGE

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        Balance Sheets
           September 30, 2002 (Unaudited) and December 31, 2001. . . . . . . . . . . . . . . . . . . .   2
        Statements of Operations
           For the Three and Nine Months Ended September 30, 2002 (Unaudited) and 2001 (Unaudited) . .   3
        Statements of Cash Flows
           For the Nine Months Ended September 30, 2002 (Unaudited) and 2001 (Unaudited) . . . . . . .   4
        Statement of Stockholders' Equity
           For the Nine Months Ended September 30, 2002 (Unaudited). . . . . . . . . . . . . . . . . .   6
        Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

                                    PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 3.  Default Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .  11

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  NOVAHEADinc.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                                                September 30,    December 31,
                                                                    2002             2001
                                                               ---------------  --------------
                           ASSETS                                (Unaudited)
Current Assets:
  Cash and cash equivalents                                    $       11,356   $         106
  Stock subscription receivable                                             -           1,000
  Prepaid expenses                                                     13,737               -
                                                               ---------------  --------------
      Total Current Assets                                             25,093           1,106
                                                               ---------------  --------------

Equipment, at cost:
  Computer equipment                                                   48,549           2,490
  Office equipment                                                     14,775             225
  Furniture and fixtures                                               23,038               -
  Leasehold improvements                                                2,166               -
                                                               ---------------  --------------
                                                                       88,528           2,715
Less: accumulated depreciation                                         (5,750)           (136)
                                                               ---------------  --------------
                                                                       82,778           2,579
                                                               ---------------  --------------
Other Assets:
    Deposits                                                            7,800               -
    Other                                                              10,000               -
                                                               ---------------  --------------
                                                                       17,800               -
                                                               ---------------  --------------

                                                               $      125,671   $       3,685
                                                               ===============  ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short term loans                                             $        4,000   $      12,000
  Capital lease payable                                                 5,292               -
  Accounts payable                                                     12,868          12,486
  Accrued expenses                                                     11,660           6,480
                                                               ---------------  --------------
      Total Current Liabilities                                        33,820          30,966
                                                               ---------------  --------------

Stockholders' Equity:
  Common Stock; $.001 par  value, 50,000,000 shares
    authorized; issued 9,962,900 and 9,308,000, respectively;
    outstanding 7,962,900 and 9,308,000, respectively                   9,963           9,308
  Additional paid-in capital                                          441,487          85,442
  Common stock subscribed                                              27,500               -
  Accumulated deficit incurred during
    the development stage                                            (387,099)       (122,031)
  Treasury stock, 2,000,000 shares at cost                                  -               -
                                                               ---------------  --------------
      Total Stockholder's Equity                                       91,851         (27,281)
                                                               ---------------  --------------

                                                               $      125,671   $       3,685
                                                               ===============  ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                            NOVAHEADinc.
                                   (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF OPERATIONS


                               Cumulative        Three Months Ended          Nine Months Ended
                                 During             September 30,               September 30,
                               Development   --------------------------  --------------------------
                                  Stage          2002          2001          2002          2001
                              -------------  ------------  ------------  ------------  ------------
                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                                           ------------  ------------  ------------

Revenues                      $          -   $         -   $         -   $         -   $         -
                              -------------  ------------  ------------  ------------  ------------
Expenses:
  General and administrative       380,851       112,004             -       258,956         5,000
  Interest                             498           139             -           498             -
  Depreciation                       5,750         3,701             -         5,614             -
                              -------------  ------------  ------------  ------------  ------------
                                   387,099       115,844             -       377,568         5,000
                              -------------  ------------  ------------  ------------  ------------

Net Loss                      $   (387,099)  $  (115,844)  $         -   $  (265,068)  $    (5,000)
                              =============  ============  ============  ============  ============


Net Loss Per Common Share     $      (0.12)  $     (0.02)  $     (0.00)  $    ((0.03)  $     (0.00)
                              =============  ============  ============  ============  ============

Basic Weighted Average of
Common Shares Outstanding        3,258,995     7,971,264     1,236,000     7,913,059     1,235,635
                              =============  ============  ============  ============  ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              NOVAHEADinc.
                                      (A DEVELOPMENT STAGE COMPANY)

                                        STATEMENTS OF CASH FLOWS
                        FOR THE PERIOD FROM THE DATE OF INCEPTION, JUNE 29, 1999
                                 THROUGH SEPTEMBER 30, 2002 (UNAUDITED)




                                                  Cumulative
                                                    During
                                                  Development       Nine Months Ended September 30,
                                                                -------------------------------------
                                                     Stage            2002                2001
                                                 -------------  -----------------  ------------------
                                                  (Unaudited)      (Unaudited)        (Unaudited)
Cash Flows From Operating Activities:
   Net loss                                      $   (387,099)  $       (265,068)  $          (5,000)

Adjustments to reconcile net loss to net cash
used by operating activities:
   Depreciation                                         5,750              5,614                   -
   Non-cash transactions                               99,350             28,000               5,000
   Changes in operating assets and liabilities:
     Prepaid expenses                                 (13,737)           (13,737)                  -
     Deposits                                          (7,800)            (7,800)                  -
     Other assets                                     (10,000)           (10,000)                  -
     Accounts payable                                  12,868                382                   -
     Accrued expenses                                  11,660              5,180                   -
                                                 -------------  -----------------  ------------------
       Net Cash Used by
       Operating Activities                          (289,008)          (257,429)                  -
                                                 -------------  -----------------  ------------------
Cash Flows from Investing Activities:
   Capital expenditures                               (75,028)           (72,313)                  -
                                                 -------------  -----------------  ------------------
       Net Cash Used by
       Investing Activities                           (75,028)           (72,313)                  -
                                                 -------------  -----------------  ------------------

Cash Flows From Financing Activities:
   Proceeds from short term loans                      19,000              7,000                   -
   Proceeds from sale of common stock                 338,600            316,200                   -
   Proceeds from subscription of common
       stock and subscription receivable               27,500             27,500                   -
   Proceeds from capital lease                          5,923              5,923                   -
Payments on short term loans                          (15,000)           (15,000)                  -
   Payments on capital lease obligation                  (631)              (631)                  -
                                                 -------------  -----------------  ------------------
       Net cash Provided By
       Financing Activities                           375,392            340,992                   -
                                                 -------------  -----------------  ------------------

Net Increase In Cash                                   11,356             11,250                   -
Cash - Beginning of Period                                  -                106                   -
                                                 -------------  -----------------  ------------------

Cash - End of Period                             $     11,356   $         11,356   $               -
                                                 =============  =================  ==================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                 NOVAHEADinc.
                                         (A DEVELOPMENT STAGE COMPANY)

                                      STATEMENTS OF CASH FLOWS (CONTINUED)
                            FOR THE PERIOD FROM THE DATE OF INCEPTION, JUNE 29,1999
                                     THROUGH SEPTEMBER 30, 2002 (UNAUDITED)




                                                        Cumulative
                                                          During          Nine Months Ended September 30,
                                                        Development   -------------------------------------
                                                           Stage             2002               2001
                                                       -------------  ------------------  -----------------
                                                        (Unaudited)      (Unaudited)         (Unaudited)
Supplemental Information:
------------------------
   Interest                                            $         498  $              498  $              -
                                                       =============  ==================  =================
   Income Taxes                                        $           -  $                -  $              -
                                                       =============  ==================  =================

Non-cash Investing and Financing Transactions:
   Common stock issued in exchange for
   professional fees                                   $      83,850  $           12,500  $           5,000
                                                       =============  ==================  =================

Cost associated with issuance of warrants              $      12,500  $           12,500  $               -
                                                       =============  ==================  =================

Common stock issued for commissions                    $       3,000  $            3,000  $               -
                                                       =============  ==================  =================

Common stock issued for acquisition of assets          $      13,500  $           13,500  $              -
                                                       =============  ==================  =================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                       NOVAHEADinc.
                                              (A DEVELOPMENT STAGE COMPANY)

                                            STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE PERIOD FROM THE NINE MONTH PERIOD
                                          ENDING SEPTEMBER 30, 2002 (UNAUDITED)



                                            Common Stock        Common     Additional
                                        ---------------------    Stock      Paid-in    Accumulated
                                          Shares      Amount   Subscribed   Capital      Deficit       Total
                                        -----------  --------  -----------  --------  -------------  ---------

Balance December 31, 2001                9,308,000   $  9,308  $         -  $ 85,442  $   (122,031)  $(27,281)

Sale of common stock                       598,400        599            -   314,601             -    315,200

Common stock subscribed,
40,000 shares                                    -          -       27,500         -             -     27,500

Common stock issued for
commission expense                           6,000          6            -     2,994             -      3,000

Warrants issued for consulting
services                                         -          -            -    12,500             -     12,500

Common stock issued for computers
and office furniture                        25,500         25            -    13,475             -     13,500

Common stock issued for professional
services                                    25,000         25            -    12,475             -     12,500

Common stock returned                   (2,000,000)         -            -         -             -          -

Net loss for the period ended
September 30, 2002 (Unaudited)                   -          -            -         -      (265,068)  (265,068)
                                        -----------  --------  -----------  --------  -------------  ---------

Balance September 30, 2002 (Unaudited)   7,962,900   $  9,963  $    27,500  $441,487  $   (367,099)  $ 91,851
                                        ===========  ========  ===========  ========  =============  =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  NOVAHEADinc.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2002
                                   (UNAUDITED)



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

NOTE 4 - WARRANTS

The fair value of each warrant grant is estimated on the grant date by using the Black-Sholes Option Pricing Method with the following weighted average assumptions:

                                   September 30, 2002   September 30, 2002
                                   -------------------  -------------------
          Expected volatility                      69%                   0%
          Risk free interest rate                   5%                   5%
          Expected dividends                        -                    -
          Expected life                       2 years              2 years

A summary of total stock warrants outstanding at September 30, 2002 is as follows:

                                                                          Weighted
                                                          Number  of      Average
                                                           Warrants    Exercise Price
                                                         ------------  --------------

          Outstanding at December 31, 2000                          -               -
          Granted                                           2,250,000  $         0.50
          Forfeited                                                 -               -
                                                         ------------  --------------
          Outstanding at December 31, 2001                  2,250,000            0.50

          Granted                                           2,025,000            0.50
          Granted                                             250,000            1.00
          Forfeited                                                 -               -
                                                         ------------  --------------
          Outstanding at September 30, 2002 (Unaudited)     4,525.000  $         0.52
                                                         ============  ==============

                              Warrants Outstanding           Warrants Exercisable
          ------------------------------------------------  ----------------------
                                             Weighted
                                             Average
           Exercise                          Remaining
           Price per          Number         Contractual      Number     Exercise
             Share          of Shares        Life in Years  Exercisable    Price
          -----------  --------------------  -------------  -----------  ---------
          $      0.50             4,250,000  No expiration    1,000,000  $    0.50
          $      0.50                25,000  5
          $      1.00               250,000  No expiration

Management  expects  all  warrants to be exercised within two years of issuance.


NOTE 5 - GOING CONCERN

The accompanying financial statements financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit at September 30, 2002 and December 31, 2001, in the amounts of $387,099 (Unaudited) and $122,031, respectively. The Company also has a working capital deficit at September 30, 2002 in the amount of $8,727. The Company has no source of sales revenue to date.

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


NOTE 6 - SUBSEQUENT EVENT

PRIVATE  OFFERING

The Company continues to raise additional capital to continue the deployment of its business plan and marketing strategy. The Company has raised capital amounting to $133,000 during the period October 1, 2002 through January 17, 2003.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

The Company has not generated revenues since its inception and has been in the development stage since its formation. The Company has targeted three specific markets: the military, companies with a sales force in the field, and retail companies with large consumer membership bases. The Company is concentrating the deployment of its business plan and marketing strategy in the military market.

General and administrative costs were $258,956 for the nine months ended September 30, 2002 compared to $5,000 for the nine months ended September 30, 2001. The increase of $253,956 was due to the Company actively deploying its business plan during the nine months ended September 30, 2002 as compared to the corresponding prior year period when the Company was an inactive Company.


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

The Company has not generated revenues since its inception and has been in the development stage since its formation. The Company has targeted three specific markets: the military, companies with a sales force in the field, and retail companies with large consumer membership bases. The Company is concentrating the deployment of its business plan and marketing strategy in the military market.

General and administrative costs were $112,004 for the three months ended September 30, 2002 compared to $-0- for the three months ended September 30, 2001. The increase of $112,004 was due to the Company actively deploying its business plan during the three months ended September 30, 2002 as compared to the corresponding prior year period when the Company was an inactive Company.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2002 we had cash and cash equivalents of $11,356 as compared to $106 at December 31, 2001. Cash utilized in operations was $257,429 for the nine months ending September 30, 2002, as compared to $-0- for the comparative prior year period. The increase of $257,429 of cash utilized in operations was primarily attributable to an increase in our net loss.


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

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB. Additional factors are also discussed in our most recent Form 10-SB, including those in the Notes to the Financial Statements and in the "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS" and "PRODUCTS" sections of which are incorporated herein by reference.

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

During the period ended September 30, 2002, we sold 566,400 shares of restricted common stock at $0.50 a share and 32,000 shares of restricted common stock at $1.00 a share. All sales of stock were private sales to qualified accredited investors.

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

On September 22, 2002, the Company issued 1,500 restricted shares of common stock for $1,500 for display booth fixtures.

At September 30, 2002 the Company had 40,000 subscribed shares of restricted common stock that is fully paid for.


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


Date:  April 23, 2003                    By  /S/  Thomas J. Sweeney
                                           -------------------------------------
                                                    Thomas J. Sweeney
                                           Chief Executive Officer and Director


Date:  April 23, 2003                    By  /S/  Stephen J. Antol
                                           -------------------------------------
                                                   Stephen J. Antol
                                                Chief Financial Officer



CERTIFICATIONS

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NOVAHEADinc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and exchange Commission on the date hereof (the "Report"), I, Thomas J. Sweeney, state and attest that am the Chief Executive Officer of the Company and certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented therein.


Date:  April 23, 2003                    By  /S/  Thomas J. Sweeney
                                            ------------------------------------
                                                      Thomas J. Sweeney
                                            Chief Executive Officer and Director

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NOVAHEADinc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and exchange Commission on the date hereof (the "Report"), I, Stephen J. Antol, state and attest that am the Chief Financial Officer of the Company and certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that based on my knowledge:

     (2) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented therein.


Date:  April 23, 2003                    By  /S/  Stephen J. Antol
                                            ------------------------------------
                                                     Stephen J. Antol
                                                 Chief Financial Officer